Form 10-K
MORTGAGE PASS-THROUGH CERTIFICATES SERIES 2003-5
filed 2004-03-30
CIK 1268399

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2003

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-106982-05


        MASTR Adjustable Rate Mortgages Trust
        Mortgage Pass-Through Certificates
        Series 2003-5

     (Exact name of registrant as specified in its charter)


   New York                                         54-2132853
                                                    54-2132854
                                                    54-2132855
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)

   c/o Wells Fargo Bank, N.A.,
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.



  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X       No ___







  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
    Yes___       No X






  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

         Not applicable.








  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                                PART II


  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2003, the number of holders of record for each class of Certificate were as follows:


             Class 1-A1                           3
             Class 1-A2                           4
             Class 1-AX                           3
             Class 2-A1                           3
             Class 2-AX                           3
             Class 3-A1                           3
             Class 4-A1                           3
             Class 4-A2                           3
             Class 4-A3                           3
             Class 4-AX                           3
             Class 5-A1                           3
             Class 6-A1                           3
             Class A-MR                           1
             Class A-UR                           1
             Class B-1                            5
             Class B-2                            3
             Class B-3                            3
             Class B-4                            1
             Class B-5                            1
             Class B-6                            1

             Total:                              53


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.




  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

  Item 9A. Controls and Procedures.

            Not applicable.


                                PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Principal Accounting Fees and Services.

            Not applicable.

                                PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2003.


       a) EverHome Mortgage f/k/a/ Alliance Mtg Co, as Servicer <F1>
       b) Cendant Mortgage Corp, as Servicer <F1>
       c) First Republic Bank, as Servicer <F1>
       d) Greenpoint Mortgage Funding, Inc., as Servicer <F1>
       e) Cenlar, as Subservicer for Nexstar Financial <F1>
       f) Washington Mutual Mtg Sec Corp, as Servicer <F1>

     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards for the year ended December 31, 2003.


       a) EverHome Mortgage f/k/a/ Alliance Mtg Co, as Servicer <F1>
       b) Cendant Mortgage Corp, as Servicer <F1>
       c) First Republic Bank, as Servicer <F1>
       d) Greenpoint Mortgage Funding, Inc., as Servicer <F1>
       e) Cenlar, as Subservicer for Nexstar Financial <F1>
       f) Washington Mutual Mtg Sec Corp, as Servicer <F1>

     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements for the year ended December 31, 2003.


       a) EverHome Mortgage f/k/a/ Alliance Mtg Co, as Servicer <F1>
       b) Cendant Mortgage Corp, as Servicer <F1>
       c) First Republic Bank, as Servicer <F1>
       d) Greenpoint Mortgage Funding, Inc., as Servicer <F1>
       e) Nexstar Financial, as Servicer <F1>
       f) Washington Mutual Mtg Sec Corp, as Servicer <F1>


     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) On November 07, 2003, a report on Form 8-K was filed in order to provide the Pooling and Servicing Agreement for the Certificates.


        On December 9, 2003 and January 7, 2004 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.




   (c) Not applicable.


   (d) Omitted.

    (99.5) Reliance Certifications Mandated under the Pooling and Servicing
           Agreement for the year ended December 31, 2003.


       a) EverHome Mortgage f/k/a/ Alliance Mtg Co, as Servicer <F1>
       b) Cendant Mortgage Corp, as Servicer <F1>
       c) First Republic Bank, as Servicer <F1>
       d) Greenpoint Mortgage Funding, Inc., as Servicer <F1>
       e) Nexstar Financial, as Servicer <F1>
       f) Washington Mutual Mtg Sec Corp, as Servicer <F1>


  <F1> Filed herewith.






                                SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



     MASTR Adjustable Rate Mortgages Trust
     Mortgage Pass-Through Certificates
     Series 2003-5
     (Registrant)



  Signed: Wells Fargo Bank, N.A. as Master Servicer


  By:     Michael Watchke, Vice President

  By: /s/ Michael Watchke, Vice President

  Dated: March 30, 2004



  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.

Exhibit Index

Exhibit No.


  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification


  I, Michael Watchke, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution date reports filed in respect of periods included in the year covered by this annual report, of the MASTR Adjustable Rate Mortgage, Mortgage Pass-Through Certificates,
     Series 2003-5 Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the servicing information required to be provided to the Trustee by the Master Servicer under the Pooling and Servicing Agreement for inclusion in these reports is included in these reports;

  4. I am responsible for reviewing the activities performed by the Servicers under the Servicing Agreements and based upon my knowledge and the annual compliance review required under the Servicing Agreements, and except as disclosed in the reports, each Servicer has fulfilled its obligations under the related Servicing Agreement; and


  5. The reports disclose all significant deficiencies relating to each Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure as set forth in the related Servicing Agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     EverHome Mortgage f/k/a/ Alliance Mtg Co as Servicer, Cendant Mortgage Corp as Servicer, First Republic Bank as Servicer, Greenpoint Mortgage Funding, Inc. as Servicer, Nexstar Financial as Servicer, Washington Mutual Mtg Sec Corp as Servicer.

     Capitalized terms used but not defined herein have the meanings assigned in the pooling and servicing agreement dated as of October 1, 2003 (the "Pooling and Servicing Agreement") among Mortgage Asset Securitization Transactions, Inc., as depositor, UBS Real Estate Securities Inc., as transferor, Wells Fargo Bank, N.A., as master servicer and JPMorgan Chase Bank, as trustee.


     Date: March 30, 2004

     /s/ Michael Watchke
     Signature

     Vice President
     Title


  Ex-99.1(a)

(Logo) Deloitte


Deloitte & Touche LLP
Suite 2801
One Independent Drive
Jacksonville, FL 32202-5034
USA

Tel: +1 9046651400
Fax: +1 9046651600

www.deloitte.com


INDEPENDENT ACCOUNTANTS' REPORT ON
MANAGEMENT'S ASSERTION ABOUT COMPLIANCE WITH UNIFORM SINGLE ATTESTATION PROGRAM REQUIREMENTS

To the Board of Directors EverHome Mortgage Company:

We have examined management's assertion about EverHome Mortgage Company's (the "Company") (formerly Alliance Mortgage Company) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2003 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects.

/s/ Deloitte & Touche LLP
February 25, 2004


Member of
Deloitte Touche Tohmatsu


  Ex-99.1(b)

Deloitte   (logo)

Deloitte & Touche LLP
Third Floor
750 College Road East
Princeton, NJ 08540
USA

Tel: +1 609 514 3600
Fax: +1 609 514 3603
www.deloitte.com

INDEPENDENT ACCOUNTANTS' REPORT

To Cendant Mortgage Corporation:

We have examined management's assertion that Cendant Mortgage Corporation (the Company) has complied as of and for the year ended December 31, 2003, with its established minimum servicing standards described in the accompanying Management Assertion Report. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003, is fairly stated, in all material respects based on the criteria set forth in Appendix I.

/s/ Deloitte & Touche

February 23, 2004
Memeber of Deloitte Touche Tohmatsu





APPENDIX I

MINIMUM SERVICING STANDARDS AS SET FORTH IN THE MORTGAGE BANKERS ASSOCIATION OF AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS

I. CUSTODIAL BANK ACCOUNTS

   1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

      * be mathematically accurate;
      * be prepared within forty-five (45) calendar days after the cutoff date;
      * be reviewed and approved by someone other than the person who prepared the reconciliation; and
      * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

   2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

   3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

   4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

   1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

   2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

   3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

   4. Mortgage payment identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

    1. Disbursements made via wire transfer on behalf of mortgagor or investor shall be made only by authorized personnel.

    2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

    3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

    4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

    5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

    6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

    1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. MORTGAGOR LOAN ACCOUNTING

   1. The servicing entity's mortgage loan records shall agree with or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

   2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

   3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

   4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. Delinquencies

    1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

    1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.


  Ex-99.1(c)

(Logo) KPMG

Three Embarcadero Center
San Francisco, CA 94111



Independent Accountants' Report


The Board of Directors
First Republic Bank:


We have examined management's assertion that First Republic Bank (the Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2003 included in the accompanying Management Assertion. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

In our opinion, management's assertion that First Republic Bank complied with the aforementioned minimum servicing standards during the year coded
December 31, 2003 is fairly stated, in all material respects.



/s/ KPMG LLP


February 20, 2004


  Ex-99.1(d)

(logo) PRICEWATERHOUSECOOPERS


PricewaterhouseCoopers LLP
350 S. Grand Ave.
Los Angeles CA 90071
Telephone (213) 236 3000


Report of Independent Auditors



To the Board of Directors and Stockholders of GreenPoint Financial Corporation:

We have examined management's assertion about GreenPoint Financial Corporation and its subsidiaries, including GreenPoint Mortgage Funding, Inc. (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2003 included in the accompanying management assertion (see Exhibit 1). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.


Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.


In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP



March 25, 2004


  Ex-99.1(e)

(logo) KPMG

KPMG LLP
New Jersey Headquarters
150 John F. Kennedy Parkway
Short Hills, NJ 07078

Independent Accountants' Report

The Board of Directors
Cenlar FSB:

We have examined management's assertion, included in the accompanying report, that Cenlar FSB (a wholly-owned subsidiary of Cenlar Capital Corporation) and subsidiaries (Cenlar) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31,2003. Management is responsible for Cenlar's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about Cenlar's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Cenlar's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Cenlar's compliance with the minimum servicing standards.

In our opinion, management's assertion that Cenlar complied with the aforementioned minimum servicing standards during the year ended December 31, 2003 is fairly stated, in all material respects.

/s/ KPMG LLP
KPMG LLP
February 20, 2004




KPMG LLP, a U.S. limited liability partnarship, is the U.S.
member firm of KPMG International, a Swiss cooperative.


  Ex-99.1(f)



(logo) Deloitte

Deloitte & Touche LLP
Suite 3300
925 Fourth Avenue
Seattle, WA 98104-1126
Tel:+1 206 716 7000
Fax:+ 1 206 965 7000
www.deloitte.com


INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholder
Washington Mutual Mortgage Securities Corp.

We have examined management's assertion that Washington Mutual Mortgage Securities Corp. (the Company) has complied as of and for the year ended December 31,2003, with its established minimum servicing standards in its role as Master Servicer, identified in the accompanying Management's Assertion, dated February 23, 2004. Such assertions were examined relating to those series of certificates included in the attached Appendix I. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. Series of certificates subject to such procedures were selected using sampling methods, and accordingly, we make no representations that our examination procedures were performed on a specific series of certificates as listed in the attached Appendix I. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003, is fairly stated, in all material respects, based on the criteria set forth in Appendix II.


/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
February 23, 2004


Member of
Deloitte Touche Tohmatsu


  Ex-99.2(a)

(logo) EverHome
MORTGAGE COMPANY

As of and for the year ended December 31, 2003, EverHome Mortgage Company (formerly Alliance Mortgage Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, EverHome Mortgage Company had in effect a fidelity bond and an errors and omissions policy in the amount of $17 million, respectively.


/s/ Gary A. Meeks
Gary A. Meeks
President & COO
2/25/04


/s/ W. Blake Wilson
W. Blake Wilson
Executive Vice President & CPO
2/25/04


  Ex-99.2(b)

Cendant Mortgage
3000 Leadhenhall Rd.
Mt. Laurel, NJ 08054

CENDANT   (logo)
Mortgage

As of and for the year ended December 31, 2003, Cendant Mortgage Corporation (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $140 million and $20 million, respectively.


Cendant Mortgage Corporation


/s/ Terence W. Edwards
Terence W. Edwards
President and Chief Executive Officer


/s/ Mark Danahy
Mark Danahy
Senior Vice President & Chief Financial Officer

/s/ Martin L. Foster
Martin L. Foster
Senior Vice President-Loan Servicing

  Ex-99.2(c)

First Republic Bank    (logo)
It's a privilege to serve you


KPMG LLP
Three Embarcadero Center, Suite 2000
San Francisco, CA 94111


February 20, 2004


Ladies and Gentlemen:

We are providing you this letter in connection with your examination of management's assertion about First Republic Bank's (the Bank) compliance with the minimum servicing standards set forth in the Mortgage Bankers Associarion of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2003 for the purpose of expressing an opinion as to whether management's assertion is farily stated, in all material respects.

We confirm, to the best of our knowledge and belief, the following representations made to you during your examination:

1. We are responsible for complying with the minimum servicing standards in the USAP.

2. We are responsible for establishing and maintaining effective internal control over compliance with the minimum servicing standards.

3. We have performed an evaluation of First Republic Bank's compliance with the minimum servicing standards.

4. As of and for the year ended and December 31, 2003, First Republic Bank has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

5. We have disclosed to you all known noncompliance with the minimum servicing standards.

6. We have made available to you all documentation related to compliance with the minimim servicing standards.

7. We have disclosed any communications from regulatory agencies, internal auditors, and other practitioners concerning possible noncompliante with the minimum servicing standards, including communications received between the end of the period addressed in management's assertion and the date of the independent accountants' report.

9. We have disclosed to you any known noncompliance occurring subsequent to December 31, 2003.

Very truly yours,

First Republic Bank

/s/ James H. Herbert II
James H. Herbert II
President and Chief Executive Officer


/s/ Katherine August-de Wilde
Katherine August-de Wilde
Executive Vice President and Chief Operating Officer


/s/ Willis H. Newton, Jr.
Willis H. Newton, Jr.
Executive Vice President and Chief Financial Officer


/s/ Nancy Segreto
Nancy Segreto
Vice President Loan Operations.


San Francisco  Los Angeles   Santa Barbara   San Diego   Las Vegas    New York


First Republic Bank    (logo)
It's a privilege to serve you


As of and for the year December 31, 2003, First Republic Bank (the Bank) complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association Uniform Single Attestaticn Progrom for Mortgage Bankers. As of and for this same period, the Bank had in effect fidelity bond insurance policies of $25,000,000 and errors and ommissions insurance policy in the amount of $5,000,000.


/s/ James H. Herbert II
James H. Herbert II
President and Chief Executive Officer
February 20, 2004


/s/ Katherine August-de Wilde
Katherine August-de Wilde
Executive Vice President and Chief Operating Officer
February 20, 2004


/s/ Willis H. Newton, Jr.
Willis H. Newton, Jr.
Executive Vice President and Chief Financial Officer
February 20, 2004


/s/ Nancy Segreto
Nancy Segreto
Vice President Loan Operations.
February 20, 2004


San Francisco  Los Angeles   Santa Barbara   San Diego   Las Vegas    New York



  Ex-99.2(d)

Exhibit I


Management's Assertion Regarding Compliance
With Minimum Servicing Standards



As of and for the year ended December 31, 2003, Greenpoint Mortgage Funding, Inc. (the "Company"), a wholly-owned subsidiary of Greenpoint Bank, has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.


As of and for this same period, GreenPoint Bank maintained on behalf of the Company, errors and omissions and employee fidelity bond insurance policies in the amount of $20,000,000 and $50,000,000, respectively.


March 25, 2003


/s/ Becky Poisson
Becky Poisson
Executive Vice President of
Operations and Technology



/s/ Nathan Hieter
Nathan Hieter
Controller



/s/ David Petrini
David Petrini
Chief Financial Officer



/s/ S.A. Ibrahim
S.A. Ibrahim
Chief Executive Officer


  Ex-99.2(e)

(logo) Cenlar
Central Loan Administration & Reporting




February 20, 2004



Management Assertion

As of and for the year ended December 31, 2003, Cenlar FSB complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Cenlar FSB had in effect a fidelity bond in the amount of $30,000,000 and errors and omissions policy in the amount of $25,000,000.


/s/ Michael W. Young
Michael W. Young
Chief Executive Officer


/s/ Gregory S. Tornquist
Gregory S. Tornquist
Chief Financial Officer


/s/ Steve W. Gozdan
Steve W. Gozdan
Chief Operating Officer







Po Box 77400.Ewing, NJ 08628.609-883-3900


  Ex-99.2(f)


(logo) Washington Mutual

MANAGEMENT'S ASSERTION

As of and for the year ended December 31, 2003, Washington Mutual Mortgage Securities Corp. (the Company) has complied, in all material respects in its role as master servicer, with the Company's established minimum servicing standards as set forth in Appendix ll. As of and for this same period, the Company had in effect a fidelity bond in the amount of $110 million, and errors and omissions policy in the amount of $20 million.


/s/ Michael Parker
Michael Parker
President
Washington Mutual Mortgage Securities Corp.

/s/Michael Kula
Washington Mutual Mortgage Securities Corp.


February 23, 2004



Washington Mutual Mortgage Securities Corp.
Schedule of Agreements


SERVICING AGREEMENT, dated February 1, 1997, Residential Mortgage Loans, Bank Atlantic 1998-WH1 between WMMSC f/k/a PNC and Bank Atlantic

PARTICIPATION AGREEMENT, dated March 1, 1988, Residential Mortgage Loans, Series 1998-PA6 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated March 1, 1999, Mortgage Pass- Through Certificate, Series FNT 1999-2, between WMMSC f/k/a PNC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 1999, Mortgage Pass- Through Certificate, Series FNT 1999-3, between WMMSC f/k/a PNC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated August 1, 1999, Mortgage Pass- Through Certificate, Series FNT 2000-1, between WMMSC f/k/a PNC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated February 1, 2000, Mortgage Pass- Through Certificate, Series PNCMT 2000-1, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated March 1, 2000, Mortgage Pass- Through Certificate, Series Capstead I, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated March 1, 2000, Mortgage Pass- Through Certificate, Series Capstead II, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated March 1, 2000, Mortgage Pass- Through Certificate, Series Capstead III, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated June 1, 2000, Mortgage Pass- Through Certificate, Series DLJMAC 2000-2, between WMMSC and Bank One National Association

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 2 of 40



POOLING AND SERVICING AGREEMENT, dated January 1, 2001, Mortgage Pass- Through Certificate, Series CSFB 2001-1, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated February 1, 2001, Mortgage Pass- Through Certificate, Series CSFB 2001-4, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated February 1, 2001, Mortgage Pass- Through Certificate, Series CSFB 2001-AR7, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated May 1, 2001, Mortgage Pass- Through Certificate, Series CSFB 2001-11, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated August 1, 2001, Mortgage Pass- Through Certificate, Series CSFB 2001-AR19, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated June 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-17, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated June 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-AR18, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-AR22, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated March 1, 2001, Mortgage Pass- Through Certificate, Series CSFB 2001-9, between WMMSC and Bank One National

POOLING AND SERVICING AGREEMENT, dated June 1, 2001, Mortgage Pass- Through Certificate, Series FNT 2001-2, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated August 1, 2001, Mortgage Pass- Through Certificate, Series FNT 2001-4, between WMMSC and Bank One National Association

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 3 of 40


POOLING AND SERVICING AGREEMENT, dated October 1, 2001, Mortgage Pass- Through Certificate, Series CSFB 2001-26, between WMMSC and Bank One National Association


POOLING AND SERVICING AGREEMENT, dated December 1, 2001, Mortgage Pass- Through Certificate, Series CSFB 2001-33, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated February 1, 2002, Mortgage Pass- Through Certificate, Series CSFB 2002-5, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated March 1, 2002, Mortgage Pass- Through Certificate, Series CSFB 2002-9, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated April 1, 2002, Mortgage Pass- Through Certificate, Series CSFB 2002-10, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated May 1, 2002, Mortgage Pass- Through Certificate, Series CSFB 2002-18, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated June 1, 2002, Mortgage Pass- Through Certificate, Series CSFB 2002-19, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated July 1, 2002, Mortgage Pass- Through Certificate, Series CSFB 2002-22, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated August 1, 2002, Mortgage Pass- Through Certificate, Series CSFB 2002-AR25, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated August 1, 2002, Mortgage Pass- Through Certificate, Series CSFB 2002-24, between WMMSC and Bank One National Association

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 4 of 40


POOLING AND SERVICING AGREEMENT, dated September 1, 2002, Mortgage Pass- Through Certificate, Series CSFB 2002-26, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated September 1, 2002, Mortgage Pass- Through Certificate, Series CSFB 2002-AR27, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass- Through Certificate, Series CSFB 2002-AR31, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass- Through Certificate, Series CSFB 2002-30, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass- Through Certificate, Series CSFB 2002-24, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass- Through Certificate, Series CSFB 2002-AR33, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated January 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-1, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated January 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-AR2, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-AR5, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-AR9, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-8, between WMMSC and Bank One National Association

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 5 of 40


POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-AR12, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-AR15, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated June 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-17, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated June 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-AR18, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-19, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-AR20, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-21, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-23, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-AR24, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated November 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-27, between WMMSC and Bank One National Association

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 6 of 40


POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass- Through Certificate, Series SASCO 2002-26, between WMMSC and U.S. Bank National Association.


POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-AR28, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated February 1, 1996, Mortgage Pass- Through Certificate, Series 1996-1, between WMMSC f/k/a PNC and Bank United Financial Corp.

POOLING AND SERVICING AGREEMENT, dated December 1, 1985, Mortgage Pass- Through Certificate, Series 1985-PR3, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities and Bankers Trust Company of California.

POOLING AND SERVICING AGREEMENT, dated February 1, 1986, Mortgage Pass- Through Certificate, Series 1986-PR1, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities and Bankers Trust Company of California.

POOLING AND SERVICING AGREEMENT, dated October 1, 2001, Mortgage Pass- Through Certificate, Series WAMU 2001-AR2, between WMMSC and Bankers Trust Company of California.

POOLING AND SERVICING AGREEMENT, dated October 1, 2001, Mortgage Pass- Through Certificate, Series Thornburg 2001-1, between WMMSC and Bankers Trust Company of California.

POOLING AND SERVICING AGREEMENT, dated November 1, 2001, Mortgage Pass- Through Certificate, Series WAMU 2001-AR4, between WMMSC and Bankers Trust Company of California.

POOLING AND SERVICING AGREEMENT, dated November 1, 2001, Mortgage Pass- Through Certificate, Series WAMU 2001-AR3, between WMMSC and Bankers Trust Company of California.

MORTGAGE LOAN PURCHASE AND SERVICING AGREEMENT, dated November 1, 2002, Residential Mortga ge Loans, Bay View Call Pool between WMMSC and Bay View Financial Trading Group.

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 7 of 40


MORTGAGE LOAN PURCHASE AND SERVICING AGREEMENT, dated December 1, 2002, Residential Mortgage Loans, Bay View 2002-WH17 between WMMSC and Bay View Financial Trading Group.

SERVICING AGREEMENT, dated March 1, 2003, Residential Mortgage Loans, Bay View 2003-WH5 between WMMSC and Bay View Financial Trading Group.

POOLING AND SERVICING AGREEMENT, dated December 1, 1997, Mortgage Pass- Through Certificate, Series 1997 BWH-2, between WMMSC f/k/a PNC and Chase Manhattan Mortgage Corp.

POOLING AND SERVICING AGREEMENT, dated February 1, 1998, Mortgage Pass- Through Certificate, Series 1998 BWH-1, between WMMSC f/k/a PNC and Chase Manhattan Mortgage Corp.

POOLING AND SERVICING AGREEMENT, dated April 1, 2002, Mortgage Pass- Through Certificate, Series Chase 2002-S6, between WMMSC and Chase Home Mortgage.

POOLING AND SERVICING AGREEMENT, dated June 1, 2002, Mortgage Pass- Through Certificate, Series CSFB 2002-AR21, between WMMSC and Chase Home Mortgage.

POOLING AND SERVICING AGREEMENT, dated October 1, 2002, Mortgage Pass- Through Certificate, Series CSFB 2002-29, between WMMSC and Chase Home Mortgage.

POOLING AND SERVICING AGREEMENT, dated October 1, 2002, Mortgage Pass- Through Certificate, Series CSFB 2002-AR28, between WMMSC and Chase Home Mortgage.

PARTICIPATION AGREEMENT, dated July 1, 1995, Residential Mortgage Loans, Series 1994-PA2, between WMMSC f/k/a PNC and Chase Bank of Texas, NA.

POOLING AND SERVICING AGREEMENT, dated November 1, 1998, Mortgage Pass- Through Certificate, Series Chase 1998-S7, between WMMSC f/k/a PNC and Citibank, NA. POOLING AND SERVICING AGREEMENT, dated November 1, 2001, Mortgage Pass- Through Certificate, Series Chase 2001-S7, between WMMSC and Citibank, NA.

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 8 of 40
POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass- Through Certificate, Series WAMU 2003-S7, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass- Through Certificate, Series WAMU 2003-S9, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated October 1, 2003, Mortgage Pass- Through Certificate, Series WAMU 2003-S11, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated September 1, 2002, Mortgage Pass-Through Certificate, Series SMMSI VII Series 2002-HYB1, between WMMSC and U.S. Bank National Association as Trustee and Citibank, N.A., as Trust Administrator

POOLING AND SERVICING AGREEMENT, dated September 1, 1997, Mortgage Pass- Through Certificate, Series 1997-MS1, between WMMSC f/k/a PNC and Crestar Mortgage Corp.

POOLING AND SERVICING AGREEMENT, dated July 1, 1982, Mortgage Pass- Through Certificate, Series 1982-4, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 1984, Mortgage Pass- Through Certificate, Series 1984-1, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 1984, Mortgage Pass- Through Certificate, Series 1984-2, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 1984, Mortgage Pass- Through Certificate, Series 1984-3, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated July 1, 1984, Mortgage Pass- Through Certificate, Series 1984 ARM P-1-1-4, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated October 1, 1984, Mortgage Pass- Through Certificate, Series 1984 ARM I-1-1, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 9 of 40


POOLING AND SERVICING AGREEMENT, dated December 1, 1984, Mortgage Pass- Through Certificate, Series 1984 ARM I-2-1, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 1984, Mortgage Pass- Through Certificate, Series 1984 ARM S-1-1, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 1984, Mortgage Pass- Through Certificate, Series 1984 ARM S-2-1, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 1984, Mortgage Pass- Through Certificate, Series 1984 ARM I-2-2, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated January 1, 1985, Mortgage Pass- Through Certificate, Serie s 1985-1 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated January 1, 1985, Mortgage Pass- Through Certificate, Series 1985-2 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated January 1, 1985, Mortgage Pass- Through Certificate, Series 1985-4 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 1985, Mortgage Pass- Through Certificate, Series 1985 ARM I-1-2, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 1985, Mortgage Pass- Through Certificate, Series 1985-5 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated March 1, 1985, Mortgage Pass- Through Certificate, Series 1985-7 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 1985, Mortgage Pass- Through Certificate, Series 1985-11 ARM, between WMMSC f/k/a PNC f/k/a Sears

Mortgage Securities Corp. and Deutsche Bank National Trust Co.
Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 10 of 40


POOLING AND SERVICING AGREEMENT, dated June 1, 1985, Mortgage Pass- Through Certificate, Series 1985-13 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated July 1, 1985, Mortgage Pass- Through Certificate, Series 1985-16 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated July 1, 1985, Mortgage Pass- Through Certificate, Series 1985-15 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated August 1, 1985, Mortgage Pass- Through Certificate, Series 1985-17 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated October 1, 1985, Mortgage Pass- Through Certificate, Series 1985-20 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 1985, Mortgage Pass- Through Certificate, Series 1985-22 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 1985, Mortgage Pass- Through Certificate, Series 1985-23 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated January 1, 1986, Mortgage Pass- Through Certificate, Series 1986-1 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated March 1, 1986, Mortgage Pass- Through Certificate, Series 1986-2 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 1986, Mortgage Pass- Through Certificate, Series 1986-3 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 11 of 40


POOLING AND SERVICING AGREEMENT, dated January 1, 1987, Mortgage Pass- Through Certificate, Series 1987-1 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated January 1, 1987, Mortgage Pass- Through Certificate, Series 1987-2 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 1987, Mortgage Pass- Through Certificate, Series 1987-B, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 1987, Mortgage Pass- Through Certificate, Series 1987-PR10, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 1987, Mortgage Pass- Through Certificate, Series 1987-PR11, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 1987, Mortgage Pass- Through Certificate, Series 1987-PR13, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated September 1, 1987, Mortgage Pass- Through Certificate, Series 1987-C, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 1988, Mortgage Pass- Through Certificate, Series 1988-A, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 1992, Mortgage Pass- Through Certificate, Series 1992-2, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated September 1, 1998, Mortgage Pass- Through Certificate, Series 1998-3 Impac, between WMMSC f/k/a PNC and Deutsche Bank National Trust Co.

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 12 of 40


POOLING AND SERVICING AGREEMENT, dated November 1, 1998, Mortgage Pass- Through Certificate, Series Thornburg, between WMMSC f/k/a PNC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 1999, Mortgage Pass- Through Certificate, Series 1999-7, between WMMSC f/k/a PNC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 2001, Mortgage Pass- Through Certificate, Series WAMMS 2001-AR1, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 2001, Mortgage Pass- Through Certificate, Series WAMMS 2001-AR6, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 2001, Mortgage Pass- Through Certificate, Series Thornburg 2001-2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated January 1, 2002, Mortgage Pass- Through Certificate, Series WAMU 2002-AR1, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 2002, Mortgage Pass- Through Certificate, Series WAMU 2002-AR2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 2002, Mortgage Pass- Through Certificate, Series WAMU 2002-AR3, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated March 1, 2002, Mortgage Pass- Through Certificate, Series 2002-AR4, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated April 1, 2002, Mortgage Pass- Through Certificate, Series WAMU 2002-AR5, between WMMSC and Deutsche Bank National Trust Co.


Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 13 of 40


POOLING AND SERVICING AGREEMENT, dated May 1, 2002, Mortgage Pass- Through Certificate, Series 2002-AR6, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 2002, Mortgage Pass- Through Certificate, Series WAMU 2002-AR7, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated July 1, 2002, Mortgage Pass- Through Certificate, Series WAMU 2002-AR8, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated July 1, 2002, Mortgage Pass- Through Certificate, Series WAMU 2002-AR9, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated August 1, 2002, Mortgage Pass- Through Certificate, Series WAMU 2002-AR10, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated August 1, 2002, Mortgage Pass- Through Certificate, Series WAMU 2002-AR11, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated September 1, 2002, Mortgage Pass- Through Certificate, Series WAMU 2002-AR12, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated September 1, 2002, Mortgage Pass- Through Certificate, Series WAMU 2002-AR13, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated September 1, 2002, Mortgage Pass- Through Certificate, Series WAMU 2002-AR14, between WMMSC and Deutsche Bank National Trust Co.
POOLING AND SERVICING AGREEMENT, dated October 1, 2002, Mortgage Pass- Through Certificate, Series WAMU 2002-AR15, between WMMSC and Deutsche Bank National Trust Co.

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 14 of 40


POOLING AND SERVICING AGREEMENT, dated October 1, 2002, Mortgage Pass- Through Certificate, Series WAMU 2002-AR16, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated October 1, 2002, Mortgage Pass- Through Certificate, Series WAMU 2002-AR17, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass- Through Certificate, Series WAMU 2002-AR18, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass- Through Certificate, Series WAMU 2002-AR19, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated January 1, 2003, Mortgage Pass- Through Certificate, Series WAMU 2003-AR1, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass- Through Certificate, Series WAMU 2003-AR2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass- Through Certificate, Series WAMU 2003-AR3, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass- Through Certificate, Series WAMU 2003-AR4, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass- Through Certificate, Series Thornburg 2003-2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass- Through Certificate, Series WAMU 2003-AR5, between WMMSC and Deutsche Bank National Trust Co.

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 15 of 40


POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass- Through Certificate, Series WAMU 2003-AR6, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 2003, Mortgage Pass- Through Certificate, Series WAMU 2003-AR7, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass- Through Certificate, Series WAMU 2003-AR8, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass- Through Certificate, Series WAMU 2003-AR9, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass- Through Certificate, Series WAMU 2003-AR10, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated October 1, 2003, Mortgage Pass- Through Certificate, Series WAMU 2003-AR11, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 2003, Mortgage Pass- Through Certificate, Series WAMU 2003-AR12, between WMMSC and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated April 1, 1985, Residential Mortgage Loans, Series 1985-PA1, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated February 1, 1986, Residential Mortgage Loans, Series 1986-PA1 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated March 1, 1986, Residential Mortgage Loans, Series 1986-PA3, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 16 of 40


PARTICIPATION AGREEMENT, dated March 1, 1986, Residential Mortgage Loans, Series 1986-PA4 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated June 1, 1986, Residential Mortgage Loans, Series 1986-PA6, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated January 1, 1987, Residential Mortgage Loans, Series 1987-PA1, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated February 1, 1987, Residential Mortgage Loans, Series 1987-PA2 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated February 1, 1987, Residential Mortgage Loans, Series 1987-PA2 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated July 1, 1987, Residential Mortgage Loans, Series 1987-PA7, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated October 1, 1987, Residential Mortgage Loans, Series 1987-PA9 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated November 1, 1987, Residential Mortgage Loans, Series 1987-PA12 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated November 1, 1987, Residential Mortgage Loans, Series 1987-PA13 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated December 1, 1987, Residential Mortgage Loans, Series 1987-PA14 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated January 1, 1988, Residential Mortgage Loans, Series 1988-PA1 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 17 of 40


PARTICIPATION AGREEMENT, dated February 1, 1988, Residential Mortgage Loans, Series 1988-PA2 B ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated March 1, 1988, Residential Mortgage Loans, Series 1988-PA4 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated March 1, 1988, Residential Mortgage Loans, Series 1988-PA7 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated June 1, 1988, Residential Mortgage Loans, Series 1988-PA10 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated June 1, 1988, Residential Mortgage Loans, Series 1988-PA14 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated July 1, 1988, Residential Mortgage Loans, Series 1988-PA12 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated July 1, 1988, Residential Mortgage Loans, Series 1988-PA13 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated August 1, 1988, Residential Mortgage Loans, Series 1988-PA16 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated September 1, 1988, Residential Mortgage Loans, Series 1988-PA17 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated March 1, 1989, Residential Mortgage Loans, Series 1988-PA1 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.


Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 18 of 40


PARTICIPATION AGREEMENT, dated October 1, 1989, Residential Mortgage Loans, Series 1988-PA2, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated September 1, 1993, Residential Mortgage Loans, Series 1993-PA1 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated August 1, 1998, Residential Mortgage Loans, Series 1998-WH9, between WMMSC f/k/a PNC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated September 1, 1998, Residential Mortgage Loans, Series 1998-WH11, between WMMSC f/k/a PNC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated July 1, 1999, Residential Mortgage Loans, Series 1999-WH10, between WMMSC f/k/a PNC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated October 1, 1999, Residential Mortgage Loans, Series 1999-WH14, between WMMSC f/k/a PNC and CSFB f/k/a DLJ.

POOLING AND SERVICING AGREEMENT, dated October 1, 1998, Mortgage Pass- Through Certificate, Series Telebanc I, between WMMSC f/k/a PNC and E Trade Bank.

POOLING AND SERVICING AGREEMENT, dated October 1, 1998, Mortgage Pass- Through Certificate, Series Telebanc II, between WMMSC f/k/a PNC and E Trade Bank.

POOLING AND SERVICING AGREEMENT, dated April 1, 1999, Mortgage Pass- Through Certificate, Series Telebanc III, between WMMSC f/k/a PNC and E Trade Bank.

SERVICING AGREEMENT, dated November 1, 1998, Residential Mortgage Loans, Series Telebanc 1998-WH14, between WMMSC f/k/a PNC and E Trade Bank.

SERVICING AGREEMENT, dated December 1, 1998, Residential Mortgage Loans, Series Telebanc 1998-WH16, between WMMSC f/k/a PNC and E Trade Bank.

SERVICING AGREEMENT, dated March 1, 1999, Residential Mortgage Loans, Series Telebanc 1999-WH3, between WMMSC f/k/a PNC and E Trade Bank.

SERVICING AGREEMENT, dated May 1, 1999, Residential Mortgage Loans, Series Telebanc 1999-WH3B, between WMMSC f/k/a PNC and E Trade Bank.

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 19 of 40


SERVICING AGREEMENT, dated September 1, 1999, Residential Mortgage Loans, Series 1999-WH12, between WMMSC f/k/a PNC and First Union National Bank.

POOLING AND SERVICING AGREEMENT, dated May 1, 2001, Mortgage Pass- Through Certificate, Series SASCO 2001-8A, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated May 1, 2001, Mortgage Pass- Through Certificate, Series CSFB 2001-AR14, between WMMSC JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated September 1, 2001, Mortgage Pass- Through Certificate, Series CSFB 2001-S5, between WMMSC JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated November 1, 2001, Mortgage Pass- Through Certificate, Series CSFB 2001-28, between WMMSC JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated January 1, 2002, Mortgage Pass- Through Certificate, Series CSFB 2002-AR2, between WMMSC JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated October 1, 2002, Mortgage Pass- Through Certificate, Series CSFB 2002-S7, between WMMSC JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass- Through Certificate, Series AMAC 2003-6, between WMMSC JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass- Through Certificate, Series UBS MARM 2003-2, between WMMSC JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated February 1, 2002, Mortgage Pass- Through Certificate, Series CSFB 2002-7, between WMMSC and JP Morgan Chase

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass- Through Certificate, Series UBS Malt 2003-5, between WMMSC and JP Morgan Chase

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass- Through Certificate, Series UBS Marm 2003-4, between WMMSC and JP Morgan Chase

POOLING AND SERVICING AGREEMENT, dated October 1, 2003, Mortgage Pass- Through Certificate, Series UBS Marm 2003-5, between WMMSC and JP Morgan Chase

SERVICING AGREEMENT, dated June 1, 1999, Residential Mortgage Loans, Series 1999-WH9, between WMMSC f/k/a PNC and Matrix Capital Bank.

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 20 of 40


SERVICING AGREEMENT, dated March 1, 1999, Residential Mortgage Loans, Series 1999-BWH1, between WMMSC f/k/a PNC and Net Bank.

SERVICING AGREEMENT, dated September 1, 1997, Residential Mortgage Loans, Series 1997-WH4, between WMMSC f/k/a PNC and New York Life.

SERVICING AGREEMENT, dated April 1, 1998, Residential Mortgage Loans, Series 1998-WH4, between WMMSC f/k/a PNC and New York Life.

SERVICING AGREEMENT, dated August 1, 1998, Residential Mortgage Loans, Series 1998-WH8, between WMMSC f/k/a PNC and New York Life.

SERVICING AGREEMENT, dated July 1, 1998, Residential Mortgage Loans, Series DLJ 1998-WH7, between WMMSC f/k/a PNC and Sovereign Bank.

SERVICING AGREEMENT, dated September 1, 1998, Residential Mortgage Loans, Series 1998-WH12, between WMMSC f/k/a PNC and Sovereign Bank.

SERVICING AGREEMENT, dated October 1, 1998, Residential Mortgage Loans, Series Soverign, between WMMSC f/k/a PNC and Sovereign Bank.

SERVICING AGREEMENT, dated February 1, 1999, Residential Mortgage Loans, Series 1999-WH1, between WMMSC f/k/a PNC and Sovereign Bank.

SERVICING AGREEMENT, dated April 1, 1999, Residential Mortgage Loans, Series 1999-WH4, between WMMSC f/k/a PNC and Sovereign Bank.

SERVICING AGREEMENT, dated April 1, 1999, Residential Mortgage Loans, Series 1999-WH4A, between WMMSC f/k/a PNC and Sovereign Bank.

SERVICING AGREEMENT, dated May 1, 1999, Residential Mortgage Loans, Series 1999-WH4B, between WMMSC f/k/a PNC and Sovereign Bank.

SERVICING AGREEMENT, dated June 1, 1999, Residential Mortgage Loans, Series 1999-WH4C, between WMMSC f/k/a PNC and Sovereign Bank . SERVICING AGREEMENT, dated July 1, 1999, Residential Mortgage Loans, Series 1999-WH4D, between WMMSC f/k/a PNC and Sovereign Bank.

SERVICING AGREEMENT, dated July 1, 1999, Residential Mortgage Loans, Series 1999-WH4E, between WMMSC f/k/a PNC and Sovereign Bank.

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 21 of 40


SERVICING AGREEMENT, dated July 1, 1999, Residential Mortgage Loans, Series 1999-WH4F, between WMMSC f/k/a PNC and Sovereign Bank.

SERVICING AGREEMENT, dated July 1, 1999, Residential Mortgage Loans, Series 1999-WH4H, between WMMSC f/k/a PNC and Sovereign Bank.

SERVICING AGREEMENT, dated August 1, 1999, Residential Mortgage Loans, Series 1999-WH4J, between WMMSC f/k/a PNC and Sovereign Bank.

SERVICING AGREEMENT, dated September 1, 1999, Residential Mortgage Loans, Series 1999-WH4L, between WMMSC f/k/a PNC and Sovereign Bank.

SERVICING AGREEMENT, dated October 1, 1999, Residential Mortgage Loans, Series 1999-WH4K, between WMMSC f/k/a PNC and Sovereign Bank.

SERVICING AGREEMENT, dated October 1, 1999, Residential Mortgage Loans, Series 1999-WH4J, between WMMSC f/k/a PNC and Sovereign Bank.

SERVICING AGREEMENT, dated January 1, 2000, Residential Mortgage Loans, Series 2000-WH1, between WMMSC f/k/a PNC and Sovereign Bank.

SERVICING AGREEMENT, dated January 1, 2000, Residential Mortgage Loans, Series 2000-WH2, between WMMSC f/k/a PNC and Sovereign Bank.

PARTICIPATION AGREEMENT, dated July 1, 1997, Residential Mortgage Loans, Series 1997-PA2, between WMMSC f/k/a PNC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated August 1, 1998, Mortgage Pass- Through Certificate, Series 1998-7, between WMMSC JP f/k/a PNC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated September 1, 1998, Mortgage Pass- Through Certificate, Series 1998-8, between WMMSC f/k/a PNC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated September 1, 1998, Mortgage Pass- Through Certificate, Series 1998-9, between WMMSC f/k/a PNC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated October 1, 1998, Mortgage Pass- Through Certificate, Series 1998-10, between WMMSC f/k/a PNC and State Street Bank & Trust.

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 22 of 40


POOLING AND SERVICING AGREEMENT, dated October 1, 1998, Mortgage Pass- Through Certificate, Series 1998-11, between WMMSC f/k/a PNC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated October 1, 1998, Mortgage Pass- Through Certificate, Series HMSI 1998-1, between WMMSC f/k/a PNC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated November 1, 1998, Mortgage Pass- Through Certificate, Series HMSI 1998-12, between WMMSC f/k/a PNC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated December 1, 1998, Mortgage Pass- Through Certificate, Series HMSI 1998-14, between WMMSC f/k/a PNC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 1999, Mortgage Pass- Through Certificate, Series 1999-1, between WMMSC f/k/a PNC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated February 1, 1999, Mortgage Pass- Through Certificate, Series 1999-2, between WMMSC f/k/a PNC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated March 1, 1999, Mortgage Pass- Through Certificate, Series 1999-3, between WMMSC f/k/a PNC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated April 1, 1999, Mortgage Pass- Through Certificate, Series 1999-4, between WMMSC f/k/a PNC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated May 1, 1999, Mortgage Pass- Through Certificate, Series 1999-5, between WMMSC f/k/a PNC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated June 1, 1999, Mortgage Pass- Through Certificate, Series 1999-6, between WMMSC f/k/a PNC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated July 1, 1999, Mortgage Pass- Through Certificate, Series 1999-8, between WMMSC f/k/a PNC and State Street Bank & Trust.

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 23 of 40


POOLING AND SERVICING AGREEMENT, dated July 1, 1999, Mortgage Pass- Through Certificate, Series 1999-A, between WMMSC f/k/a PNC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated August 1, 1999, Mortgage Pass- Through Certificate, Series 1999-9, between WMMSC f/k/a PNC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated September 1, 1999, Mortgage Pass- Through Certificate, Series 1999-10, between WMMSC f/k/a PNC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated September 1, 1999, Mortgage Pass- Through Certificate, Series 1999-10, between WMMSC f/k/a PNC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated October 1, 1999, Mortgage Pass- Through Certificate, Series 1999-11, between WMMSC f/k/a PNC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated December 1, 1999, Mortgage Pass- Through Certificate, Series 1999-12, between WMMSC f/k/a PNC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated December 1, 1999, Mortgage Pass- Through Certificate, Series 1999-FSB-1, between WMMSC f/k/a PNC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 31, 2000, Mortgage Pass- Through Certificate, Series 2000-1, between WMMSC f/k/a PNC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated April 1, 2000, Mortgage Pass- Through Certificate, Series 2000-3, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated May 1, 2000, Mortgage Pass- Through Certificate, Series 2000-4, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated September 1, 2000, Mortgage Pass- Through Certificate, Series 2000-7, between WMMSC and State Street Bank & Trust.

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 24 of 40


POOLING AND SERVICING AGREEMENT, dated November 1, 2000, Mortgage Pass- Through Certificate, Series 2000-8, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated December 1, 2000, Mortgage Pass- Through Certificate, Series 2000-9, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 2001, Mortgage Pass- Through Certificate, Series PNC 2001-1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 2001, Mortgage Pass- Through Certificate, Series CSFB 2001-2, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 2001, Mortgage Pass- Through Certificate, Series PNC 2001-MS1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated March 1, 2001, Mortgage Pass- Through Certificate, Series WAMU 2001-2, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated April 1, 2001, Mortgage Pass- Through Certificate, Series ABNMC 2001-1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated April 1, 2001, Mortgage Pass- Through Certificate, Series WAMU 2001-3, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated April 1, 2001, Mortgage Pass- Through Certificate, Series WAMU 2001-5, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated May 1, 2001, Mortgage Pass- Through Certificate, Series WAMU 2001-4, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated May 1, 2001, Mortgage Pass- Through Certificate, Series SASCO 2001-8A, between WMMSC and State Street Bank & Trust.

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 25 of 40


POOLING AND SERVICING AGREEMENT, dated June 1, 2001, Mortgage Pass- Through Certificate, Series WAMU 2001-7, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated June 1, 2001, Mortgage Pass- Through Certificate, Series WAMU 2001-6, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated July 1, 2001, Mortgage Pass- Through Certificate, Series ABNMC 2001-4, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated July 1, 2001, Mortgage Pass- Through Certificate, Series WAMU 2001-S8, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated July 1, 2001, Mortgage Pass- Through Certificate, Series WAMU 2001-8, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated July 1, 2001, Mortgage Pass- Through Certificate, Series WAMU 2001-9, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated August 1, 2001, Mortgage Pass- Through Certificate, Series WAMU 2001-S9, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated August 1, 2001, Mortgage Pass- Through Certificate, Series WAMU 2001-MS10, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated August 1, 2001, Mortgage Pass- Through Certificate, Series WAMU 2001-AR1, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated September 1, 2001, Mortgage Pass- Through Certificate, Series WAMU 2001-MS11, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated October 1, 2001, Mortgage Pass- Through Certificate, Series WAMU 2001-S10, between WMMSC and State Street Bank & Trust

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 26 of 40


POOLING AND SERVICING AGREEMENT, dated October 1, 2001, Mortgage Pass- Through Certificate, Series WAMMS 2001-MS12, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated November 1, 2001, Mortgage Pass- Through Certificate, Series WAMMS 2001-MS14, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated November 1, 2001, Mortgage Pass- Through Certificate, Series WAMU 2001-S11, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated December 1, 2001, Mortgage Pass- Through Certificate, Series WAMMS 2001-MS15, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated January 1, 2002, Mortgage Pass- Through Certificate, Series WAMU 2002-S1, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated January 1, 2002, Mortgage Pass- Through Certificate, Series WAMMS 2002-MS1, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated February 1, 2002, Mortgage Pass- Through Certificate, Series WAMU 2002-S2, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated March 1, 2002, Mortgage Pass- Through Certificate, Series WAMMS 2002-MS2, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated March 1, 2002, Mortgage Pass- Through Certificate, Series WAMMS 2002-AR1, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated April 1, 2002, Mortgage Pass- Through Certificate, Series WAMMS 2002-MS3, between WMMSC and State Street Bank & Trust

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 27 of 40


POOLING AND SERVICING AGREEMENT, dated May 1, 2002, Mortgage Pass- Through Certificate, Series CSFB 2002-AR13, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated May 1, 2002, Mortgage Pass- Through Certificate, Series WAMMS 2002-MS4, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated May 1, 2002, Mortgage Pass- Through Certificate, Series WAMMS 2002-S3, between WMMSC and State Street Bank & Trust

SERVICING AGREEMENT, dated June 1, 2002, Residential Mortgage Loans, Series CSFB 2002-WH9, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated July 1, 2002, Mortgage Pass- Through Certificate, Series WAMMS 2002-MS5, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated July 1, 2002, Mortgage Pass- Through Certificate, Series WAMMS 2002-AR2, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated July 1, 2002, Mortgage Pass- Through Certificate, Series WAMU 2002-S5, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated August 1, 2002, Mortgage Pass- Through Certificate, Series WAMMS 2002-MS6, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated September 1, 2002, Mortgage Pass- Through Certificate, Series WAMU 2002-S6, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated October 1, 2002, Mortgage Pass- Through Certificate, Series WAMMS 2002-MS7, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass- Through Certificate, Series WAMMS 2002-MS8, between WMMSC and State Street Bank & Trust

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 28 of 40


POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass- Through Certificate, Series WAMMS 2002-MS9, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass- Through Certificate, Series UBS Master 2002-8, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass- Through Certificate, Series WAMMS 2002-AR3, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass- Through Certificate, Series UBS Malt 2002-3, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass- Through Certificate, Series AMAC 2002-9, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass- Through Certificate, Series WAMMS 2002-MS11, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass- Through Certificate, Series WAMMS 2002-MS12, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass- Through Certificate, Series WAMMS 2002-MS10, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass- Through Certificate, Series WAMU 2002-S8, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated January 1, 2003, Mortgage Pass- Through Certificate, Series PNC/ABN AMRO, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated January 1, 2000, Mortgage Pass- Through Certificate, Series 2000-1, between WMMSC and State Street Bank & Trust

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 29 of 40


POOLING AND SERVICING AGREEMENT, dated August 1, 2002, Mortgage Pass- Through Certificate, Series UBS Master 2002-6, between WMMSC and State Street Bank & Trust

PARTICIPATION AGREEMENT, dated April 1, 1996, Residential Mortgage Loans, Series 1996-PA4, between WMMSC f/k/a PNC and State Street Bank & Trust.

PARTICIPATION AGREEMENT, dated June 1, 1996, Residential Mortgage Loans, Series 1996-PA8, between WMMSC f/k/a PNC and State Street Bank & Trust.

PARTICIPATION AGREEMENT, dated November 1, 1998, Residential Mortgage Loans, Series 1996-PA2, between WMMSC f/k/a PNC and State Street Bank & Trust.

SERVICING AGREEMENT, dated July 1, 2000, Residential Mortgage Loans, Series 2000-WH7, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated February 1, 2001, Residential Mortgage Loans, Series 2001-RP1, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated January 1, 1999, Mortgage Pass- Through Certificate, Series 1999-A1 Indy Mac, between WMMSC f/k/a PNC and Bank of New York.

POOLING AND SERVICING AGREEMENT, dated January 1, 1999, Mortgage Pass- Through Certificate, Series 1999-A2 Indy Mac, between WMMSC f/k/a PNC and Bank of New York.

POOLING AND SERVICING AGREEMENT, dated February 1, 1999, Mortgage Pass- Through Certificate, Series Indy Mac Rast A3, between WMMSC f/k/a PNC and Bank of New York.

POOLING AND SERVICING AGREEMENT, dated May 1, 1999, Mortgage Pass- Through Certificate, Series Indy Mac Rast, between WMMSC f/k/a PNC and Bank of New York.

SERVICING AGREEMENT, dated September 1, 2003, Residential Mortgage Loans, Series 2003-WH18, between WMMSC and Bank of New York.

SERVICING AGREEMENT, dated September 1, 2003, Residential Mortgage Loans, Series 2003-WH19, between WMMSC and Bank of New York.

SERVICING AGREEMENT, dated January 1, 2003, Residential Mortgage Loans, Series 2003-WH1, between WMMSC and Treasury Bank.

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 30 of 40


FLOW SERVICING AGREEMENT, dated April 1, 2003, Residential Mortgage Loans, Series Flow Agreement, between WMMSC and U.S. Bank Corporate Trust Services.

FLOW SERVICING AGREEMENT, dated April 1, 2003, Residential Mortgage Loans, Series 2003-WH12, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-7, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass- Through Certificate, Series WAMMS 2003-MS3, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass- Through Certificate, Series WAMMS 2003-MS5, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass- Through Certificate, Series WAMMS 2003-MS4, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass- Through Certificate, Series WAMMS 2003-MS7, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass- Through Certificate, Series AMAC 2003-3, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass- Through Certificate, Series WAMU 2003-S1, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass- Through Certificate, Series WAMMS 2003-MS6, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass- Through Certificate, Series WAMU 2003-S2, between WMMSC and U.S. Bank Corporate Trust Services.


Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 31 of 40


POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass- Through Certificate, Series AMAC 2003-4, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass- Through Certificate, Series WAMU 2003-S3, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass- Through Certificate, Series WAMMS 2003-MS8, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass- Through Certificate, Series WAMMS 2003-AR2, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-10, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass- Through Certificate, Series WAMU 2003-S4, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass- Through Certificate, Series WAMU 2003-S5, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated June 1, 2003, Mortgage Pass- Through Certificate, Series WAMMS 2003-AR3, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated June 1, 2003, Mortgage Pass- Through Certificate, Series WAMMS 2003-S6, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-AR4, between WMMSC and U.S. Bank Corporate Trust Services

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S8, between WMMSC and U.S. Bank Corporate Trust Services

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 32 of 40


POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass-Through Certificate, Series AMAC 2003-11, between WMMSC and U.S. Bank Corporate Trust Services

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S10, between WMMSC and U.S. Bank Corporate Trust Services

POOLING AND SERVICING AGREEMENT, dated October 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S12, between WMMSC and U.S. Bank Corporate Trust Services

POOLING AND SERVICING AGREEMENT, dated October 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR26, between WMMSC and U.S. Bank Corporate Trust Services

POOLING AND SERVICING AGREEMENT, dated November 1, 2003, Mortgage Pass- Through Certificate, Series WAMMS 2003-MS9, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated November 1, 2003, Mortgage Pass- Through Certificate, Series WAMU 2003-S13, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated November 1, 2003, Mortgage Pass- Through Certificate, Series ABN/AMAC 2003-12, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated November 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-AR28, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated November 1, 2003, Mortgage Pass- Through Certificate, Series UBS Master 2003-11, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated December 1, 2003, Mortgage Pass- Through Certificate, Series UBS Master 2003-5, between WMMSC and U.S. Bank Corporate Trust Services.

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 33 of 40


POOLING AND SERVICING AGREEMENT, dated December 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-29, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated December 1, 2003, Mortgage Pass- Through Certificate, Series UBS Master 2003-12, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated December 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR30, between WMMSC and U.S. Bank Corporate Trust Services

POOLING AND SERVICING AGREEMENT, dated December 1, 2003, Mortgage Pass-Through Certificate, Series ABN/AMAC 2003-13, between WMMSC and U.S. Bank Corporate Trust Services

SERVICING AGREEMENT, dated February 1, 2003, Residential Mortgage Loans, Series CSFB 2003-WH7, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated March 1, 2003, Residential Mortgage Loans, Series CSFB 2003-WH8, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated March 1, 2003, Residential Mortgage Loans, Series CSFB 2003-WH11, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated April 1, 2003, Residential Mortgage Loans, Series CSFB 2003-WH10, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated May 1, 2003, Residential Mortgage Loans, Series CSFB 2003-WH13, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated July 1, 2003, Residential Mortgage Loans, Series CSFB 2003-WH15, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated August 1, 2003, Residential Mortgage Loans, Series CSFB 2003-WH16, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated September 1, 2003, Residential Mortgage Loans, Series CSFB 2003-WH17, between WMMSC and U.S. Bank Corporate Trust Services.

PARTICIPATION AGREEMENT, dated November 1, 1993, Residential Mortgage Loans, Series 1993-PA2A, between WMMSC f/k/a PNC and U.S. Bank National Association.

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 34 of 40


PARTICIPATION AGREEMENT, dated November 1, 1993, Residential Mortgage Loans, Series 1993-PA2B, between WMMSC f/k/a PNC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated February 1, 1994, Residential Mortgage Loans, Series 1994-PA1, between WMMSC f/k/a PNC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 1994, Mortgage Pass- Through Certificate, Series 1994-2, between WMMSC f/k/a PNC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated August 1, 1994, Mortgage Pass- Through Certificate, Series 1994-4, between WMMSC f/k/a PNC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated September 1, 1995, Mortgage Pass- Through Certificate, Series 1995-PR1, between WMMSC f/k/a PNC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated October 1, 1995, Residential Mortgage Loans, Series 1995-PA2, between WMMSC f/k/a PNC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated January 1, 1996, Residential Mortgage Loans, Series 1996-PA1, between WMMSC f/k/a PNC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated March 1, 1996, Residential Mortgage Loans, Series 1996-PA6, between WMMSC f/k/a PNC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated June 1, 1996, Mortgage Pass- Through Certificate, Series 1996-2, between WMMSC f/k/a PNC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated October 1, 1996, Residential Mortgage Loans, Series 1996-PA9, between WMMSC f/k/a PNC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated October 1, 1996, Residential Mortgage Loans, Series 1996-PA10, between WMMSC f/k/a PNC and U.S. Bank National Association.

SERVICING AGREEMENT, dated June 1, 1997, Residential Mortgage Loans, Series 1997-WH2, between WMMSC f/k/a PNC and U.S. Bank National Association.

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 35 of 40


POOLING AND SERVICING AGREEMENT, dated June 1, 1997, Mortgage Pass- Through Certificate, Series 1997-PR1, between WMMSC f/k/a PNC and U.S. Bank National Association.

SERVICING AGREEMENT, dated July 1, 1997, Residential Mortgage Loans, Series 1997-WH3, between WMMSC f/k/a PNC and U.S. Bank National Association.

SERVICING AGREEMENT, dated July 1, 1997, Residential Mortgage Loans, Series 1997-BWH1, between WMMSC f/k/a PNC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated September 1, 1997, Mortgage Pass- Through Certificate, Series 1997-6, between WMMSC f/k/a PNC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated October 1, 1997, Mortgage Pass- Through Certificate, Series CMC 1997-2, between WMMSC f/k/a PNC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated November 1, 1997, Mortgage Pass- Through Certificate, Series CMC 1997-H, between WMMSC f/k/a PNC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated March 1, 1998, Mortgage Pass- Through Certificate, Series 1998-3, between WMMSC f/k/a PNC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 1998, Mortgage Pass- Through Certificate, Series 1998-4, between WMMSC f/k/a PNC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated June 1, 1998, Mortgage Pass- Through Certificate, Series 1998-5, between WMMSC f/k/a PNC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated July 1, 1998, Mortgage Pass- Through Certificate, Series 1998-6, between WMMSC f/k/a PNC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated October 1, 1994, Residential Mortgage Loans, Series 1994-PA2, between WMMSC f/k/a PNC and U.S. Bank National Association.

SERVICING AGREEMENT, dated October 1, 1997, Residential Mortgage Loans, Series 1997-WH7, between WMMSC f/k/a PNC and U.S. Bank National Association.


Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 36 of 40


SERVICING AGREEMENT, dated February 1, 1998, Residential Mortgage Loans, Series 1998-WH7, between WMMSC f/k/a PNC and U.S. Bank National Association.

SERVICING AGREEMENT, dated May 1, 1998, Residential Mortgage Loans, Series 1998-WH6, between WMMSC f/k/a PNC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated September 1, 2002, Mortgage Pass- Through Certificate, Series SBMSI 2002-HYB1, between WMMSC PNC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated January 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS1, between WMMSC and U.S. Bank

POOLING AND SERVICING AGREEMENT, dated January 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS2, between WMMSC and U.S. Bank

POOLING AND SERVICING AGREEMENT, dated January 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-AR1, between WMMSC and U.S. Bank

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass- Through Certificate, Series Bay View 2003-C, between WMMSC and Wachovia Bank, National Association.

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass- Through Certificate, Series Bay View 2003-D, between WMMSC and Wachovia Bank, National Association.

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass- Through Certificate, Series UBS Malt 2003-6, between WMMSC and Wachovia Bank, National Association.

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass- Through Certificate, Series UBS Master 2003-8, between WMMSC and Wachovia Bank, National Association.

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass- Through Certificate, Series UBS Master 2003-9, between WMMSC and Wachovia Bank, National Association.

POOLING AND SERVICING AGREEMENT, dated October 1, 2003, Mortgage Pass- Through Certificate, Series UBS Master 2003-10, between WMMSC and Wachovia Bank, National Association.

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 37 of 40


POOLING AND SERVICING AGREEMENT, dated March 1, 2000, Mortgage Pass- Through Certificate, Series DLJ ABS 2000-3, between WMMSC and Wells Fargo Bank Minnesota, NA

POOLING AND SERVICING AGREEMENT, dated July 1, 2001, Mortgage Pass- Through Certificate, Series MLMI 2001-1 WM1, between WMMSC and Wells Fargo Bank Minnesota, NA

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass- Through Certificate, Series UBS Master 2003-3, between WMMSC and Wells Fargo Bank Minnesota, NA

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass- Through Certificate, Series UBS Master 2003-4, between WMMSC and Wells Fargo Bank Minnesota, NA

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass- Through Certificate, Series UBS Malt 2003-3, between WMMSC and Wells Fargo Bank Minnesota, NA

POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass- Through Certificate, Series UBS Master 2003-5, between WMMSC and Wells Fargo Bank Minnesota, NA

POOLING AND SERVICING AGREEMENT, dated June 1, 2003, Mortgage Pass- Through Certificate, Series UBS Master 2003-6, between WMMSC and Wells Fargo Bank Minnesota, NA

POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass- Through Certificate, Series UBS Malt 2003-4, between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass- Through Certificate, Series UBS Master 2003-7, between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass- Through Certificate, Series BAFC 2003-3, between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass- Through Certificate, Series BAY2003-C, between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass- Through Certificate, Series Bayview 2003-D, between WMMSC and Wells Fargo

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 38 of 40


POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-19, between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-21, between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-23, between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated October 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-25, between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated November 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-27, between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated December 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-29, between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated December 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-A30, between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass- Through Certificate, Series MALT 2003-4, between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass- Through Certificate, Series MALT 2003-5, between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass- Through Certificate, Series MALT 2003-6, between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass- Through Certificate, Series MARM 2003-2, between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass- Through Certificate, Series MARM 2003-4, between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated November 1, 2003, Mortgage Pass- Through Certificate, Series MARM 2003-5, between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated August 1, 2002, Mortgage Pass- Through Certificate, Series MAST 2002-5, between WMMSC and Wells Fargo

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 39 of 40


POOLING AND SERVICING AGREEMENT, dated November 1, 2003, Mortgage Pass- Through Certificate, Series MAST 2002-8, between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass- Through Certificate, Series MAST 2003-3, between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass- Through Certificate, Series MAST 2003-4, between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass- Through Certificate, Series MAST 2003-5, between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated June 1, 2003, Mortgage Pass- Through Certificate, Series MAST 2003-6, between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass- Through Certificate, Series MAST 2003-7 between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass- Through Certificate, Series MAST 2003-8, between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass- Through Certificate, Series MAST 2003-9, between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated October 1, 2003, Mortgage Pass- Through Certificate, Series MAST 2003-10, between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated November 1, 2003, Mortgage Pass- Through Certificate, Series MAST 2003-11, between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated December 1, 2003, Mortgage Pass- Through Certificate, Series MAST 2003-12, between WMMSC and Wells Fargo

SERVICING AGREEMENT, dated December 1, 2000, Residential Mortgage Loans, between Washington Mutual Mortgage
Securities Corp. f/k/a PNC Mortgage Securities
Corp. and Federal Home Loan Bank Indianapolis (FHLBI).

SERVICING AGREEMENT, dated February 1, 2001,
Residential Mortgage Loans,
between Washington Mutual Mortgage Securities
Corp. and Federal Home Loan Bank of
Seattle (FHLBS).

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 40 of 40


SERVICING AGREEMENT, dated December 1, 2000, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. f/k/a PNC Mortgage Securities Corp. and Federal Home Loan Bank Cincinnati (FHLBC).

MASTER SERVICING AGREEMENT, dated as of July 23, 2003, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. and Federal Home Loan Bank of Seattle (FHLBS).

SERVICING AGREEMENT, dated April 1, 2001, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. and Washington Mutual Bank, FA.


  Ex-99.3(a)

Exhibit "A"
Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate


Dear Master Servicer:
The undersigned Officer certifies the following for the 2003 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the tenants of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;


(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;


(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the tenets of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;


(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;


(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;


(F) All Custodial Accounts have been reconciled and are properly funded; and


(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


By: /s/ Pam E Rothenberg
Name: Pam E Rothenberg
Title: Sr. Vice President
Date: February 6, 2004



  Ex-99.3(b)

Cendant Mortgage
4001 Leadenhall Rd
Mt. Laurel, NJ 08054

(logo) Cendant Mortgage

March 11, 2004

Wells Fargo Bank, N.A.
11000 Broken Land Parkway
Columbia, MD 21044

Attention: Mervin E. Horst

RE: Officer's Certificate - Annual Certification

Dear Master Servicer:

The undersigned Officer certifies the following for Cendant Mortgage Corp. for the 2003 calendar year. To the best of our knowledge.


(a) The activities and performances of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Servicer Guide and to the best of my knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the Servicer to perform any such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Bank of NY:


(b) The Servicer is currently an approved FNMA or FHLMC Servicer in good standing;


(c) The Fidelity Bond, the Errors and Omissions Insurance
Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Servicer Guide are in full force and effect;


(d) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that such insurance policies are in full force and effect;

(d) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that such insurance policies are in full force and effect;

(e) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Bank of NY:


(f) All Custodial Accounts have been reconciled and are properly funded; and


(g) All annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


Certified By:



/s/ Marc. J. Hinkle
Marc J. Hinkle
Officer

Vice President - Servicing
Title

March 11, 2004
Date


  Ex-99.3(c)

Exhibit "A"


Wel1s Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

R.E: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the follow1ng for the 2003 fisca1 year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


Certified By:
/s/ Nancy Segreto
Nancy Segreto, Officer

Title: Vice President

Date: 3/18/04



  Ex-99.3(d)

PO Box 84013
Columbus, GA 31908-4013
Tel. 8OO.784.5566

(logo)GreenPoint Mortgage

To: Wells Fargo

Re : Annual Statement as to Compliance by Servicer

Pursuant to the applicable Section of the Mortgage Loan Flow Purchase, Sale, and Servicing Agreement between Greenpoint Mortgage Funding, Inc. as Servicer (the "Servicer") and Wells Fargo as Master Servicer, (the "Agreement"), the undersigned officer of the Servicer, hereby certifies as to the following:

(i) a review of the activities of the Servicer during the calendar year ended December 31, 2003 (the "Applicable Period") and of the Servicer's performance under the Agreement has been made under the direct supervision of the undersigned officer; and

(ii) to the best knowledge of the undersigned officer, based on such review, the Servicer has fulfilled all of its obligations under the Agreement throughout the Applicable Period, and there has been no known default in the fulfillment of the Servicer's obligations throughout such Applicable Period.

Very Truly Yours
GREENPOINT MORTGAGE
FUNDING, INC.
As Servicer

/s/ Roy Briggs
Roy Briggs
Title: Vice President

Aviso Imponante Las Personas Habls Expanol
Si usted no entiendo el contenido de esta carta por favor obrenga una traduccion immediamente

2300 Brookstone Centre Pkwy Columbus GA 31904
Customer Service Hours: Monday-Friday, 8:30 AM -8:00 PM, Eastern www.greenpointservice.com

Attachment A

GREENPOINT CREDIT, LLC CSFB 2003-21

GREENPOINT MTG FUNDING,INC BSA 2003-AC6

GREENPOINT MTG FUNDING,INC BSA 2003-AC7

GREENPOINT MTG FUNDING,INC CSFB 2003-19

GREENPOINT MTG FUNDING,INC CSF82003-23

GREENPOINT MTG FUNDING,INC CSF8 2003-25

GREENPOINT MTG FUNDING,INC CSFB 2003-27

GREENPOINT MTG FUNDING,INC CSF82003-29

GREENPOINT MTG FUNDING,INC CSFB 2003-A30

GREENPOINT MTG FUNDING,INC DAL 2003-3

GREENPOINT MTG FUNDING,INC DAL 2003-2XS

GREENPOINT MTG FUNDING,INC Dal 2003-4XS

GREENPOINT MTG FUNDING,INC MALT 2003.2

GREENPOINT MTG FUNDING,INC MALT 2003-3

GREENPOINT MTG FUNDING,INC MAlT 2003-4

GREENPOINT MTG FUNDING,INC MALT 2003-5

GREENPOINT MTG FUNDING,INC MALT 2003-6

GREENPOINT MTG FUNDING,INC MALT 2003-7

GREENPOINT MTG FUNDING,INC MALT 2003-8

GREENPOINT MTG FUNDING,INC MALT 2003-9

GREENPOINT MTG FUNDING,INC MARM 2003-2

GREENPOINT MTG FUNDING,INC MARM 2003-3

GREENPOINT MTG FUNDING,INC MARM 2003-4

GREENPOINT MTG FUNDING,INC MARM 2003-5

GREENPOINT MTG FUNDING,INC MARM 2003-6

GREENPOINT MTG FUNDING,INC MARM 2003-7

GREENPOINT MTG FUNDING,INC MASTR 2003-7

GREENPOINT MTG FUNDING,INC MASTR 2003-8

GREENPOINT MTG FUNDING,INC MASTR 2003-11

GREENPOINT MTG FUNDING,INC MASTR 2003-12

GREENPOINT MTG FUNDING,INC SAMI 2003-CL 1




  Ex-99.3(e)


(logo)nexstar
www.nexstarhome.com


March 25, 2004

Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, MD 21045
Attention: Servicer Oversight Group

Re: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies tho following for the 2003 fiscal year:

(i) A revicw of the activities of the Servicer during the preceding fiscal year and of the Servicer's performance of the Servicer under the terms of the applicable Se1vicing Agreement(s) by and between Servicer and the Purchasers of the Loans from Servicer included in the deals listed on Exhibit A to this certificate, with respect TO such Loans has been made under the supervision of the officer who signed such Officer's Certificate;

(ii) To the best of such officer's knowledge, based on such review, the Servicer has fulfilled all its obligations under the Servicing Agreement throughout such year, or if there has been a default in the fulfillment of any such obligation, such Officer's Certificate shall specify each such default action the Servicer proposes to take with respect thereto.

Certified By:
/s/Thomas L. Wind
Thomas L. Wind
Officer

CFO
Title

3/25/04
Date

Nexstar Financial corporation
622 Emerson Road
St. Louis, Missouri 63141

ph 314.213.1700
fax 314.213.1900

Exhibit A

BS ARM TRUST 2003-1
CSFB 2003-25
CSFB 2003-27
MAST ALT TRST 2003-4
MAST ALT TRST 2003-5
MAST ALT TRST 2003-6
MAST ALT TRST 2003-9
MASTR ARM TRST 2003-2
MASTR ARM TRST 2003-3
MASTR ARM TRST 2003-S
MASTR ARM TRST 2003-6
MASTR ARM TRST 2003-7
MASTR SEC TR 2003-5
MASTR SEC TR 2003-6
MASTR SEC TR 2003-7
MASTR SEC TR 2003-8
MASTR SEC TR 2003-9
MASTR SEC TR 2003-11
MASTR SEC TR 2003-12

  Ex-99.3(f)

Exhibit "A"

Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, MD 21045

Attention: Servicer Oversight Group

RE: Officer's Certificate Dear Master Servicer:

The undersigned Officer certifies the following for the 2003 fiscal year:

(i) A review of the activities of The Servicer during the preceding fiscal year and of the Servicer's performance, of the Servicer under the tenets of The Servicing Agreement with respect to such Loans has been made under the supervision of the officer who signed such Officer's Certificate:

(ii) To the best of such officer's lalow1edge, based on such review, the Servicer has fulfilled all its obligations under this Agreement throughout such year, or if there has been a default in the fulfillment of any such obligation, such Officer's Certificate shall specify each such default known to such signer and the nature and status thereof and what action the Servicer proposes to take with respect thereto.

Certified By:
/s/ Tammy Spriggs
First Vice President
March 26, 2004




  Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   1-A1                             439,437.74          1,727,014.88                 0.00              52,900,985.12
   1-A2                             256,719.10          1,060,273.58                 0.00              32,477,726.42
   1-AX                              13,066.78                  0.00                 0.00                       0.00
   2-A1                           1,032,951.94          2,328,313.35                 0.00             144,610,686.65
   2-AX                             233,054.24                  0.00                 0.00                       0.00
   3-A1                             201,059.65             15,083.81                 0.00              25,037,916.20
   4-A1                             292,735.03            773,653.31                 0.00              37,266,346.69
   4-A2                             302,436.58            874,976.68                 0.00              42,147,023.33
   4-A3                              33,279.65             78,097.49                 0.00               3,761,902.51
   4-AX                             107,358.53                  0.00                 0.00                       0.00
   4-AX-1                            50,380.18                  0.00                 0.00                       0.00
   4-AX-2                            56,978.34                  0.00                 0.00                       0.00
   5-A1                             145,964.21             42,397.35                 0.00              20,160,602.65
   6-A1                             618,772.19            185,640.34                 0.00              71,569,359.67
   A-LR                                   0.20                 50.00                 0.00                       0.00
   A-MR                                   0.10                 25.00                 0.00                       0.00
   A-UR                                   0.12                 25.00                 0.00                       0.00
   B-1                              112,418.19              4,782.56                 0.00              13,316,217.44
   B-2                               51,276.40              2,181.43                 0.00               6,073,818.57
   B-3                               33,528.83              1,426.41                 0.00               3,971,573.60
   B-4                               19,722.35                839.04                 0.00               2,336,160.96
   B-5                               23,663.44              1,006.71                 0.00               2,802,993.30
   B-6                               15,784.11                671.50                 0.00               1,869,667.50